Form 10QSB
period 2007-09-30
GREEN PLANET SOLUTIONS CORP
filed 2007-11-21
CIK 1353491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 20, 2007: 100,000 shares of common stock.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

Green Planet Solutions, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF SEPTEMBER 31, 2007

Green Planet Solutions, Inc.
(a development stage company)
Financial Statements Table of Contents

GREEN PLANET SOLUTIONS, INC.
(a development stage company)
BALANCE SHEET
As of September 30, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	9/30/2007	12/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,000	$1,750

Total Current Liabilities	3,000	1,750

TOTAL LIABILITIES	3,000	1,750

STOCKHOLDER'S EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(3,100)	(1,850)

Total Stockholder's Equity	(3,000)	(1,750)

TOTAL LIABILITIES STOCKHOLDER'S AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

GREEN PLANET SOLUTIONS, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine and three months ending September 30, 2007 and 2006 from inception (December 9, 2005) through September 30, 2007

	9 MONTHS	3 MONTHS	9 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	ENDING	ENDING	INCEPTION
	9/30/2007	9/30/2007	9/30/2006	9/30/2006	TO 9/30/07

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE	1,250	500	800	250	3,100

NET INCOME (LOSS)	(1,250)	$(500)	(800)	$(250)	(3,100)

ACCUMULATED DEFICIT, BEGINNING	(1,850)		(400)		-

ACCUMULATED DEFICIT, ENDING	$(3,100)		$(1,200)		$(3,100)

Earnings (loss) per share	$(0.01)		$(0.01)

Weighted average common shares	100,000		100,000

The accompanying notes are an integral part of these financial statements.

GREEN PLANET SOLUTIONS, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through September 30, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	100	(1,850)	(1,750)

Net Income (Loss)			(1,250)	(1,250)

Total, September 30, 2007	100,000	$100	$(3,100)	$(3,000)

The accompanying notes are an integral part of these financial statements.

GREEN PLANET SOLUTIONS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending September 30, 2007 and 2006
from inception (December 9, 2005) through September 30, 2007

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2007	9/30/2006	TO 9/30/07

Net income (loss)	$(1,250)	$(800)	$(3,100)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	1,250	800	3,000

Total adjustments to net income	1,250	800	3,100

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

Green Planet Solutions Corporation
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

Green Planet Solutions Corporation
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

Green Planet Solutions Corporation
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $1,450 at 2026, and $1,250 at 2027.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $620 from inception through September 30, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2007 are as follows:

Deferred tax assets:
Federal net operating loss            $    465
State net operating loss                      155

Total Deferred Tax Asset                   620
Less valuation allowance                  (620)
                                                                    0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate                      15.0%
State tax, net of federal benefit          5.0%
Increase in valuation allowance     (20.0%)

Effective income tax rate                     0.0%

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

Results of Operation

The Company did not have any operating income from inception through September 31, 2007. For the quarter ended September 31, 2007, the registrant recognized a net loss of $1250 and for the period from inception through September 31, 2007, the registrant recognized net less of $3,100. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

Green Planet Solutions, Inc.

By:	/s/ Herbert Schaffer
Herbert Schaffer Chief Executive Officer Chief Financial Officer

Dated:	November 20, 2007