Form 10-Q
period 2008-06-30
GREEN PLANET SOLUTIONS CORP
filed 2008-08-11
CIK 1353491

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

GREEN PLANET SOLUTIONS, INC.
 (Exact name of registrant as specified in Charter)

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 11, 2008:  100,000 shares of Common Stock.

GREEN PLANET SOLUTIONS, INC.

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

GREEN PLANET SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

GREEN PLANET SOLUTIONS, INC.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS                                                                                                            Page #

Balance Sheet                                                                                                                              F-1

Statement of Operations and Retained Deficit                                                                       F-2

Statement of Stockholders Equity                                                                                            F-3

Cash Flow Statement                                                                                                                  F-4

Notes to the Financial Statements                                                                                            F-5

GREEN PLANET SOLUTIONS, INC.
(a development stage company)
BALANCE SHEET
As of June 30, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	6/30/2008	12/31/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$5,750	$4,750

Total Current Liabilities	5,750	4,750

TOTAL LIABILITIES	5,750	4,750

STOCKHOLDER'S EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(5,850)	(4,850)

Total Stockholder's Equity	(5,750)	(4,750)

TOTAL LIABILITIES STOCKHOLDER'S AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

GREEN PLANET SOLUTIONS, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending June 30, 2008 and 2007
from inception (December 9, 2005) through June 30, 2008

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2008	6/30/2007	TO 6/30/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE	1,000	750	5,850

NET INCOME (LOSS)	(1,000)	(750)	(5,850)

ACCUMULATED DEFICIT, BEGINNING	(4,850)	(1,850)	-

ACCUMULATED DEFICIT, ENDING	$(5,850)	$(2,600)	$(5,850)

Earnings (loss) per share	$(0.01)	$(0.01)

Weighted average common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

GREEN PLANET SOLUTIONS, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending June 30, 2008 and 2007

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	6/30/2008	6/30/2007

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE	500	500

NET INCOME (LOSS)	(500)	(500)

The accompanying notes are an integral part of these financial statements.

GREEN PLANET SOLUTIONS, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through June 30, 2008

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	100	(1,850)	(1,750)

Net Income (Loss)			(3,000)	(3,000)

Total, December 31, 2007	100,000	$100	$(4,850)	$(4,750)

Net Income (Loss)			(1,000)	(1,000)

Total, June 30, 2008	100,000	$100	$(5,850)	$(5,750)

The accompanying notes are an integral part of these financial statements.

GREEN PLANET SOLUTIONS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending June 30, 2008 and 2007
from inception (December 9, 2005) through June 30, 2008

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2008	6/30/2007	TO 6/30/08

Net income (loss)	$(1,000)	$(750)	$(5,850)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	1,000	750	5,750

Total adjustments to net income	1,000	750	5,850

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

Green Planet Solutions Corporation
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

Income Taxes:

The Company utilizes the asset and liability method to measure and recorddeferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

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

Green Planet Solutions Corporation
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $1,450 at 2026, $3,000 at 2027 and $1,000 at 2028.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $1,170 from inception through June 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$878
State net operating loss	292

Total Deferred Tax Asset	1,170
Less valuation allowance	1,170
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate                    15.0%
State tax, net of federal benefit        5.0%
Increase in valuation allowance   (20.0%)

Effective income tax rate                     0.0%

12. Subsequent Events:

None known at this time.

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

Results of Operation

The Company did not have any operating income from through June 30, 2008.  For the quarter ended June 30, 2008, the registrant recognized a net loss of $500 and for the period from inception through June 30, 2008, the registrant recognized net less of $5,850. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2008 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 4T.  Controls and Procedures

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

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

Item 1A. Risk Factors.

None.

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

GREEN PLANET SOLUTIONS, INC.

Date: August 11, 2008	By:	/s/ Herbert Schaffer
Herbert Schaffer
Chief Executive Officer, Chief Financial Officer and Director